Form 10QSB
period 2000-03-31
PREDICT IT INC
filed 2000-06-12
CIK 1093027

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM ________________ TO _________________


                         Commission file number 0-27368

                                PREDICT IT, INC.
               (Exact name of issuer as specified in its charter)

              Delaware                                      84-1433978
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

             268, West 44th Street,
               New York, New York                              10036
     (Address of principal executive offices)                (Zip Code)

                                 (212) 217-1200
                 Issuer's telephone number, including area code

                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __ No X


The number of shares outstanding of the issuer's common stock is 11,982,402 (as of June 7, 2000)

                                PREDICT IT, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 2000

                              ITEMS IN FORM 10-QSB

                                                                           Page
                                                                           ----
Facing page

Part I

         Item 1.  Consolidated Financial Statements.                          3

         Item 2.  Management's Discussion and Analysis of                     7
                  Financial Condition and Results of Operation

Part II

         Item 1.  Legal Proceedings and Claims.                             N/A

         Item 2.  Changes in Securities and Use of Proceeds                 N/A

         Item 3.  Default Upon Senior Securities.                           N/A

         Item 4.  Submission of Matters to a vote of Security Holders       N/A

         Item 5.  Other Information.                                          9

         Item 6.  Exhibits and Reports on Form 8-K.                           9

Signatures                                                                   11

                                     PART I

Item 1.                 CONSOLIDATED FINANCIAL STATEMENTS

                         PREDICT IT INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                   2000               1999
                                                                             ------------------ -----------------
Revenues:
         User Fees                                                           $       1,254      $       2,800
         Advertising                                                               200,600                797
                                                                             -------------      -------------
                                                                                   201,854              3,597
                                                                             -------------      -------------

Costs and expenses:
         Site development/maintenance                                              382,483             38,708
         Selling, general, and administrative                                    1,784,313            114,539
         Amortization of acquired intangible                                       122,338                 --
         Interest expense, net                                                     185,166                 --
                                                                             -------------      -------------
                                                                                 2,474,300            153,247
                                                                             -------------      -------------

Net loss                                                                     $  (2,272,446)     $    (149,650)
                                                                             =============      =============
Net loss per share-- basic and diluted                                       $       (0.20)    $        (0.03)
                                                                             ==============     ==============
Weighted average number of shares outstanding                                $  11,410,075      $   4,898,144
                                                                             =============      =============


                      See notes to the Financial Statements

                         PREDICT IT INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                March 31, 2000     December 31, 1999
                                                                                 (Unaudited)
     Current assets:

     Cash                                                                    $       453,383      $       734,574
     Accounts receivable, net of allowance of $14,000                                 70,995               69,619
     Prepaid expenses and other current assets                                       141,724               77,565
     Deferred promotional expense                                                    187,501              250,000
                                                                             ---------------      ---------------
     Total current assets                                                            853,603            1,131,758
     Capitalized software costs, net of accumulated amortization of
      $225,773 and $87,581 respectively                                              879,781            1,017,976
     Computer equipment, net of accumulated depreciation of $151,663 and
      $95,490 respectively                                                           636,462              550,172
     Registered user base, net of accumulated amortization of $367,014 and
      $244,676 respectively                                                        1,101,040            1,223,378
     Other assets                                                                    103,965              103,965
                                                                             ---------------      ---------------
     Total assets                                                            $     3,574,851      $     4,027,249
                                                                             ===============      ===============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Loans payable to stockholders, net of debt discount of $849,355 and
        $438,222 respectively                                                $     1,410,645      $       561,778
      Notes payable, stockholders                                                     75,000              100,000
      Accounts payable                                                               704,580              666,624
      Accrued expenses                                                               457,957              420,200
Capital lease obligations-- current portion                                           65,423               64,142
                                                                             ---------------      ---------------
Total current liabilities                                                          2,713,605            1,812,744
Long-term liabilities:
     Capital lease obligations-- non-current portion                                  39,898               51,773
                                                                             ---------------      ---------------
Total liabilities                                                                  2,753,503            1,864,517
                                                                             ---------------      ---------------
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares Series A issued and outstanding (stated at
         liquidation preference)                                                   3,000,000            3,000,000
     Common stock, $.01 par value, 25,000,000 shares authorized, 11,482,402 shares issued and outstanding (exclusive of 500,000 shares held in
         escrow)                                                                     114,824              113,034
     Additional paid-in capital                                                    4,446,459            3,595,529
Deficit                                                                           (6,061,055)          (3,788,609)
Unearned compensation                                                               (678,880)            (757,222)
                                                                             ----------------     ----------------
Total stockholders' equity                                                           821,348            2,162,732
                                                                             ---------------      ---------------
Total liabilities and stockholders' equity                                   $     3,574,851      $     4,027,249
                                                                             ===============      ===============


                      See notes to the Financial Statements

                         PREDICT IT INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                            March 31,

                                                                                       2000            1999
                                                                                  -------------------------------
Cash flows from operating activities:
Net loss                                                                          $  (2,272,446)  $    (149,650)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization expense                                                316,703           9,565
   Compensation expense related to option grant                                              --           5,729
   Amortization of unearned compensation                                                 78,342              --
     Amortization of debt discount                                                      152,067
      Changes in:
        Accounts receivable                                                              (1,376)             --
        Deferred promotional expense                                                     62,499
        Prepaid expenses and other assets                                               (64,156)        (20,680)
        Accounts payable and accrued expenses                                           321,775         (38,635)
                                                                                  -------------   -------------
Net cash used in operating activities                                                (1,406,592)       (193,671)
                                                                                  --------------  --------------
Cash flows from investing activities
   Purchase of computer equipment                                                      (142,463)             --
                                                                                  -------------   -------------
Net cash used in investing activities                                                  (142,463)             --
                                                                                  --------------  -------------

Cash flows from financing activities
   Issuance of capital stock                                                                 --         250,000
   Loans from stockholders                                                            1,300,000              --
   Loan repayments to stockholders                                                      (25,000)             --
   Payments on capital lease obligations                                                (10,594)             --
   Proceeds from sale of warrants                                                         3,458              --
                                                                                  -------------   -------------
Net cash provided by financing activities                                             1,267,864         250,000
                                                                                  -------------   -------------

Net (decrease)/increase in cash                                                        (281,191)         56,329
Cash-- beginning of period                                                              734,574         113,772
                                                                                  -------------   -------------
Cash-- end of period                                                              $     453,383   $     170,101
                                                                                  =============   =============

Supplemental disclosure of cash flow information
Interest paid                                                                     $       5,004               0

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock as settlement for accounts payable                       $     246,062               0



                   See notes to the Financial Statements

                         PREDICT IT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at March 31, 2000, the results of its operations, and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form SB-2 which was declared effective May 16, 2000.

2.       Revenue Recognition

     Advertising revenue has been earned from arrangements under which fees are based on the number of occasions a user views an advertisement ("impression"). Revenue based on number of impressions is recognized (i) at the time the guaranteed number of impressions occur or (ii) as impressions occur over the term of the contract, where the contract provides for the Company to earn a portion of the contract revenues based on the number of impressions which occur as a percentage of the guaranteed number of impressions. Revenue applicable to the portion of guaranteed impressions which have not occurred at the balance sheet date is not recognized. Any revenues which may be earned under fixed fee arrangements will be recognized in the month the ads are exhibited.

3.       Barter Transactions

During the three month period ended March 31st 2000, the Company recorded advertising barter transactions valued at $43,732. As the Company has historically received or paid cash for similar advertising transactions, it has recorded revenues at the lower of the estimated fair value of the advertising surrendered or the estimated fair value of the advertising received based on historical experience for similar cash transactions. Barter expenses are equal to the revenue recorded ($43,732) and are included in selling, general and administrative expenses in the accompanying statements of operations.

4.       Earnings per share

     Basic and Diluted Net Loss per share are based upon the weighted average number of common shares outstanding during the period. Common Stock equivalents have not been included as they are not dilutive.

5.   Capital Transactions

         In March 2000, the Company commenced an offering of up to 80 Units (a minimum of 40 Units), each Unit consisting of 10,000 shares of Series B convertible preferred stock ("Series B Stock"), having a stated value of $10.00 per share and seven-year warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to certain adjustments. The purchase price per Unit is $100,000. The Series B Stock is convertible from time to time by the holders and will automatically convert into common stock upon the occurrence of certain events, including a public offering of the Company's securities that raises gross proceeds to the Company in excess of $15 million at a price per share of at least $4.00 (as adjusted for stock splits and the like). As part of this offering, on April 14, 2000 the Company raised $4,300,000 and issued to new and existing shareholders an aggregate of 430,001 shares of Series B Stock and warrants to purchase an aggregate of 8,600,020 shares of common stock. A total of 23 Units were issued to our former noteholders as a result of their conversion of promissory notes totaling $2,300,000. In addition, on June 1, 2000, the Company raised an additional $1,160,000 and issued to new shareholders an aggregate of 116,000 shares of Series B Stock and warrants to purchase an aggregate of 2,320,000 shares of common stock.

     6.  Subsequent Events

     On April 3, 2000, the Company increased the number of authorized common shares from 25,000,000 to 75,000,000 and the number of preferred shares from 5,000,000 to 10,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Predict It, Inc. is a provider of online community gaming technologies that enhance the usability and increase the customer retention rate or "stickiness" of destination websites.

The Company's flagship product, Predict It, is based on an innovative patent-pending prediction exchange system which objectively documents and rewards users based on their ability to predict future events. The Predict It application is currently focused exclusively on the sports information marketplace but may ultimately be extended into other categories including Finance,

Politics, and Entertainment. The Company's second product is the VirtualStockExchange, a reward based stock market simulation where players compete against one another in customizable private and public competitions for cash and other valuable prizes.

The Company distributes its products through its own websites and through more than 60 online media partners. Predict It Inc. is publicly traded on the OTC Electronic Bulletin Board under the symbol "PRIT."


Results of Operations

The Company had a net loss of $2,272,446 for the quarter ended March 31, 2000 as compared to a net loss of $149,650 for the quarter ended March 31, 1999. The increased loss is the result of increased selling, general and administrative expenses, partially offset by increased advertising revenues.

Revenues

The Company had revenues of $201,854 for the three months ended March 31, 2000, compared to revenues of $3,597 for the three months ended March 31, 1999. The increased revenues were attributable to growth in the Company's established user base, the acquisition of Virtual Stock Exchange on June 30,1999, increased sponsorship revenue generated from sporting events and the introduction of a dedicated sales force.

Site Development and Maintenance Expense

Site development and maintenance expense consists primarily of web site hosting, maintenance and amortization related to capitalized software costs. Site development and maintenance expense was $ 382,483 for the three months ended March 31, 2000, which includes $194,000 of development work expensed as incurred and $138,192 of amortization expense related to capitalized software costs. Site development and maintenance expense was $39,708 for the three months ended March 31, 1999 which includes $8,000 of amortization expense related to capitalized software costs.

Selling, general and administrative expense

Selling, general and administrative costs increased $1,669,774 from $114,539 for the three months ended March 31, 1999 to $1,784,313 for the three months ended March 31, 2000. Staffing costs increased from $79,000 to $930,000. Staffing costs of $930,000 includes approximately $136,000 of expenses related to the recruitment of personnel. Operating costs increased from $16,000 in the three months ended March 31,1999 to $143,000 in the three months ended March 31, 2000 primarily due to increased rent, utilities and insurance expenses.

Professional fees for the three months ended March 31, 2000 and 1999 were $155,000 and $9,000, respectively. The increase is primarily due to professional fees resulting from increased regulatory filing expenses.

Interest Expense

Interest Expense for the three-month period ended March 31, 2000 of approximately $185,000 includes $152,000 of interest expense related to the debt discount associated with warrants issued in connection with loans received.

Liquidity and Capital Resources

At March 31, 2000 the Company had cash of $453,000. On March 13, 2000, we commenced a private offering of Units, each Unit consisting of 10,000 shares of Series B convertible preferred stock ("Series B Stock") and warrants to purchase 200,000 shares of our common stock at an exercise price of $1.00 per warrant share. As a part of this offering, on April 14, 2000 the Company raised $4,300,000 and issued to new and existing shareholders an aggregate of 430,001 shares of Series B Stock and warrants to purchase an aggregate of 8,600,020 shares of common stock. A total of 23 Units were issued to our former noteholders as a result of their conversion of promissory notes totaling $2,300,000. In addition, on June 1, 2000, the Company raised an additional $1,160,000 and issued to new shareholders an aggregate of 116,000 shares of Series B Stock and warrants to purchase an aggregate of 2,320,000 shares of common stock.

The Company believes that cash generated from the private placement and from operations will be sufficient to fund the working capital requirements of Predict It, Inc. for the fiscal year-ending December 31, 2000.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that Predict It, Inc will not achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                                    PART II

Item 5.  Other Information

On April 3, 2000, the Company increased the number of authorized common shares from 25,000,000 to 75,000,000 and the number of preferred shares from 5,000,000 to 10,000,000.

On June 1, 2000, the Company amended its Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock to modify the conversion price of the Series B Stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibit No. Description

                    3.1             Certificate of Incorporation as Amended

                    3.1.1           Certificate of Amendment of Certificate of
                                    Incorporation

                    4.6 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (as amended)

                    27.1            Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        PREDICT IT, INC.



Date: June 8, 2000                      By:_____________________________
                                        Name:
                                        Title: