Form 10QSB
period 2000-06-30
PREDICT IT INC
filed 2000-08-11
CIK 1093027

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

                        ---------------------------------

The number of shares outstanding of the issuer's common stock is 11,982,402 (as of July 31, 2000).

================================================================================

                                PREDICT IT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2000
                           ---------------------------

                               ITEMS IN FORM 10-Q
                               ------------------

Part I                                                                     Page

Item 1.  Financial Statements...............................................3

Item 2.  Management's Discussion and Analysis of............................7
         Financial Condition and Results of Operation

Part II

Item 6.  Exhibits and Reports on Form 8-K..................................10

         Signatures........................................................12

                                     PART I

Item 1.  FINANCIAL STATEMENTS


                         PREDICT IT INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                             ------------------------------------------------
                                                                       2000                     1999
                                                             -------------------------   --------------------
Revenues:
      User fees & other revenue                               $        13,027             $          -
      Advertising & sponsorship revenue                                94,939                    6,190
                                                             -------------------------   --------------------
                                                                      107,966                    6,190

Costs and expenses:
      Site development/maintenance                                    169,225                   46,353
      Selling, general, and administrative                          1,900,664                  437,021
      Amortization of acquired intangible                             122,338                        -
      Interest expense, net                                            35,627                  (15,783)
                                                             -------------------------   --------------------
                                                                    2,227,854                  467,591
                                                             -------------------------   --------------------
Net loss                                                        $  (2,119,888)               $(461,401)
                                                             =========================   ====================
Net loss per share - basic and diluted                                 $(0.18)                  $(0.06)
                                                             =========================   ====================
Weighted average number of shares outstanding                      11,482,402                7,780,000
                                                             =========================   ====================




                                                                             Six Months Ended
                                                                                 June 30,
                                                             -------------------------------------------------
                                                                       2000                      1999
                                                             -------------------------    --------------------
Revenues:
      User fees and other revenue                             $       14,281               $      2,800
      Advertising & sponsorship revenue                       $      295,539                      6,987
                                                             -------------------------    --------------------
                                                                     309,820                      9,787

Costs and expenses:
      Site development/maintenance                                   551,708                     85,061
      Selling, general, and administrative                         3,684,977                    551,560
      Amortization of acquired intangible                            244,676                          -
      Interest expense, net                                          220,793                    (15,783)
                                                             -------------------------    --------------------
                                                                   4,702,154                    620,838
                                                             -------------------------    --------------------
Net loss                                                      $   (4,392,334)              $   (611,051)
                                                             =========================    ====================
Net loss per share - basic and diluted                        $        (0.38)              $      (0.09)
                                                             =========================    ====================
Weighted average number of shares outstanding                     11,446,239                  6,455,125
                                                             =========================    ====================

                         PREDICT IT INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets:
Cash                                                                                                                  $885,204
Accounts receivable, net of allowance of $5,200                                                                         59,447
Prepaid expenses and other current assets                                                                              136,469
Deferred promotional expense                                                                                           125,001
                                                                                                                       -------
Total current assets                                                                                                 1,206,121
Capitalized software costs, net of accumulated amortization of $363,970                                                741,587
Computer equipment, net of accumulated depreciation of $215,844                                                        648,954
Registered user base, net of accumulated amortization of $489,322                                                      978,702
Other assets                                                                                                           104,975
                                                                                                                       -------

TOTAL ASSETS                                                                                                        $3,680,339
                                                                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                                       288,349
Accrued expenses                                                                                                       190,044
    Capital lease obligations-- current portion                                                                         39,289
    Deferred Revenue                                                                                                   134,301
                                                                                                                       -------
    Total current liabilities                                                                                          651,983
Long-term liabilities:
    Capital lease obligations-- non-current portion                                                                     48,142
    Other Long term liabilities                                                                                          7,938
                                                                                                                         -----
TOTAL LIABILITIES                                                                                                      708,063
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, 1,000,000 shares Series A, $0.01 par value, issued and                3,000,000
outstanding (stated at liquidation preference)
Preferred Stock, 10,000,000 shares authorized, 546,750 shares Series B, $10 par value, issued and outstanding        5,467,500
(stated at a par value, liquidation preference $30 per share)
Common stock, $.01 par value, 75,000,000 shares authorized, 11,482,402 shares issued and outstanding (exclusive        114,825
of 500,000 shares held in escrow)
    Additional paid-in capital                                                                                       3,171,432
    Deficit                                                                                                         (8,180,943)
    Unearned compensation                                                                                             (600,538)
Total stockholders' equity                                                                                           2,972,276
                                                                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                          $3,680,339
                                                                                                                    ==========

                         PREDICT IT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six months Ended June 30,
                                                                                 -------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     -------------------
Cash flows from operating activities:

Net loss                                                                          $ (4,392,334)          $  (611,051)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization expense                                         641,417                18,698
         Compensation expense related to option grant                                        -                 5,729
         Amortization of unearned compensation                                         156,684                     -
         Amortization of debt discount                                                 193,248                     -
              Changes in:
                   Accounts receivable                                                  10,172                (8,134)
                   Deferred promotional expense                                        124,998                     -
                   Prepaid expenses and other assets                                   (59,911)              (46,887)
                   Accounts payable and accrued expenses                              (315,472)              171,166
                   Deferred Revenue                                                    134,301                     -
                                                                                  -------------------------------------
Net cash used in operating activities                                               (3,506,897)             (470,479)


Cash flows from investing activities:
         Purchase of computer equipment
                                                                                      (219,136)              (54,056)
                                                                                  -------------------------------------
Net cash used in investing activities                                                 (219,136)              (54,056)


Cash flows from financing activities:
         Assumption of capital lease                                                         -                17,713
         Issuance of common and preferred stock                                      2,701,689             3,261,977
         Loans from stockholders                                                     1,300,000                     -
         Loan repayments to stockholders                                              (100,000)                    -
         Payments on capital lease obligations                                         (28,484)                    -
         Proceeds from sale of warrants                                                  3,458                     -
                                                                                  -------------------------------------
Net cash used by financing activities                                                3,876,663             3,279,690



Net (decrease)/increase in cash                                                        150,630             2,755,155

Cash -- beginning of period                                                            734,574               113,772
                                                                                  -------------------------------------
Cash -- end of period                                                             $    885,204           $ 2,868,927
                                                                                  =====================================


Supplemental disclosure of cash flow information:
         Interest paid during the period
                                                                                  $    11,444

Supplemental disclosure of noncash investing and financing activities:
         Issuance of common stock as settlement for accounts payable              $   246,062
         Acquisition of Virtual Stock Exchange                                                           $ 1,416,054
         Assumption of capital leases in relation to Virtual Stock Exchange                              $    17,713
         Conversion of loans payable, net of debt discount, to preferred stock    $ 1,451,826
         Conversion of accrued interest on convertible debt to equity             $    38,958

                         PREDICT IT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at June 30, 2000, the results of its operations, and cash flows for the six months then ended. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form SB-2 which was declared effective May 16, 2000.

2. Revenue Recognition

         Advertising revenue has been earned from arrangements under which fees are based on the number of occasions a user views an advertisement ("impression"). Revenue based on number of impressions is recognized (i) at the time the guaranteed number of impressions occur or (ii) as impressions occur over the term of the contract, where the contract provides for the Company to earn a portion of the contract revenues based on the number of impressions which occur as a percentage of the guaranteed number of impressions. Revenue applicable to the portion of guaranteed impressions which have not occurred at the balance sheet date is not recognized. Any revenues which may be earned under fixed fee arrangements will be recognized in the month that the advertisements are exhibited.

3. Barter Transactions

         During the six month period ended June 30, 2000, the Company recorded advertising barter transactions valued at $82,930. As the Company has historically received or paid cash for similar advertising transactions, it has recorded revenues at the lower of the estimated fair value of the advertising surrendered or the estimated fair value of the advertising received based on historical experience for similar cash transactions. Barter expenses are equal to the revenue recorded ($82,930) and are included in selling, general and administrative expenses in the accompanying statements of operations.

4. Earnings per share

         Basic and Diluted Net Loss per share are based upon the weighted average number of common shares outstanding during the period. Common Stock equivalents have not been included as they are not dilutive.

5. Capital Transactions

         In March 2000, the Company commenced an offering of up to 80 Units (a minimum of 40 Units), each Unit consisting of 10,000 shares of Series B convertible preferred stock ("Series B Stock"), having a stated value of $10.00 per share and seven-year warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to certain adjustments. The purchase price per Unit is $100,000. The Series B Stock will automatically convert into common stock upon the occurrence of certain events, including a public offering of the Company's securities. On April 14, 2000, the Company completed the offering of 43 units of which, 23 units were issued upon conversion of $2,300,000 in loans and 20 units were sold for net proceeds of approximately $1,684,000. On June 1, 2000 the Company raised an additional $1,160,750 and issued to shareholders 11.6 units consisting of an aggregate of 116,075 shares of Series B Preferred Stock and warrants to purchase an aggregate of 2,320,000 shares of common stock at an exercise price of $1.00 per share. In addition, on July 18, 2000 the Company raised an additional $825,000 and issued to shareholders 8.25 units consisting of an aggregate of 82,500 shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,650,000 shares of common stock at an exercise price of $1.00 per share.

6. Other Items

         Effective as of June 22, 2000, the Board of Directors of the Company approved the repricing of outstanding stock options previously granted to Mr. Andrew Merkatz, the President of the Company. The repricing provided for the exercise price of 1,583,442 options to be reduced from a range of $1.02 to $3.75 per share to $.5312 per share, to reflect the closing price of the Company's common stock as of the close of business on such date. The repricing did not affect the term or vesting period of the options.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a leading provider of consumer to consumer prediction applications targeting the online sports and financial markets. The Company's flagship product, Predict It, is based on an innovative, patent-pending prediction exchange system which objectively documents and rewards users based on their ability to predict future events. The Predict It application is currently focused primarily on the sports information marketplace but the underlying technologies are easily applied to other categories including Finance, Politics, and Entertainment. The Company's second product is the VirtualStockExchange, a rewards based stock market simulation where players compete against one another in customizable private and public competitions for cash and other valuable prizes. Consumers may access Predict It directly via its web sites at www.predictit.com and www.virtualstockexchange.com or through its network of over 60 sports, finance, news, portal, and community affiliate sites. Predict It is based in New York's Silicon Alley. The Company is publicly traded on the OTC Electronic Bulletin Board under the symbol "PRIT".

         On June 16, 2000, the Company signed a two-year sponsorship and licensing agreement with Sportsbook.com, one of the leading online bookmakers. Under the agreement, PredictIt.com, the Company's online sports prediction exchange, will include banner advertising for and links to Sportsbook.com throughout the Company's website. The Company will also license to Sportsbook.com a co-branded version of the Predict It application. The non-exclusive sponsorship is a two-year commitment under which Predict It will receive a minimum of $1 million, which may be increased based on the success of the sponsorship.

         The following discussion compares the Company's results of operations for the three and six months ended June 30, 2000, with those for the three and six months ended June 30, 1999.

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Results of Operations

         The Company had a net loss of $2,119,888 for the quarter ended June 30, 2000 as compared to a net loss of $461,401 for the quarter ended June 30, 1999. The increased loss is the result of increased selling, general and administrative expenses, partially offset by increased advertising revenues.

Revenues

         The Company had revenues of $107,966 for the three months ended June 30, 2000, compared to revenues of $6,190 for the three months ended June 30, 1999. The increased revenues were attributable to growth in the Company's established user base, the acquisition of Virtual Stock Exchange on June 30,1999, increased sponsorship revenue generated from sporting events and the introduction of a dedicated sales force.

Site Development and Maintenance Expense

         Site development and maintenance expense consists primarily of web site hosting, maintenance and amortization related to capitalized software costs. Site development and maintenance expense was $169,225 for the three months ended June 30, 2000, which includes $138,000 of amortization expense related to capitalized software costs. Site development and maintenance expense was $46,353 for the three months ended June 30, 1999.

Selling, General and Administrative Expense

         Selling, General and Administrative costs increased $1,463,643 from $437,021 for the three months ended June 30, 1999 to $1,900,664 for the three months ended June 30, 2000. This increase is primarily due to increased staffing costs, operating costs and professional fees. Staffing costs increased from $110,148 to $1,308,183 representing an increase in head count from 6 full time employees at June 30, 1999 to 36 full time employees at June 30, 2000. Operating costs increased from $34,000 in the three months ended June 30, 1999 to $73,000 in the three months ended June 30, 2000 primarily due to increased rent, utilities, and insurance expenses. Professional fees for the three months ended June 30, 2000 and 1999 were $141,000 and $109,000, respectively. This increase is primarily due to professional fees resulting from increased regulatory filing expenses.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 Results of Operations

         The Company had a net loss of $4,392,334 for the six months ended June 30, 2000 as compared to a net loss of $611,051 for the six months ended June 30, 1999. The increased loss is the result of increased selling, general and administrative expenses, partially offset by increased advertising revenues.

Revenues

         The Company had revenues of $309,820 for the six months ended June 30, 2000, compared to revenues of $9,787 for the six months ended June 30, 1999. The increased revenues were attributable to growth in the Company's established user base, the acquisition of Virtual Stock Exchange on June 30,1999, the introduction of a dedicated sales force and increased sponsorship revenue generated from sporting events including the Superbowl, NCAA 2000 Men's Division I basketball tournament and the Euro 2000 soccer tournament.

Site Development and Maintenance Expense

         Site development and maintenance expense consists primarily of web site hosting, maintenance and amortization related to capitalized software costs. Site development and maintenance expense was $551,708 for the six months ended June 30, 2000, which includes $276,000 of amortization expense related to capitalized software costs and $183,000 in website development costs. Site development and maintenance expense was $51,746 for the six months ended June 30, 1999.

Selling, General and Administrative Expense

         Selling, General and Administrative costs increased $3,133,417 from $551,560 for the six months ended June 30, 1999 to $3,684,977 for the six months ended June 30, 2000. This increase is primarily due to increased staffing costs, operating costs, professional fees and marketing costs. Staffing costs increased from $189,000 to $2,239,000 representing increases in head count from 6 full time employees at June 30, 1999 to 36 full time employees at June 30, 2000. Operating costs increased from $50,000 in the six months ended June 30, 1999 to $171,000 in the six months ended June 30, 2000 primarily due to increased rent, utilities, and insurance expenses. Professional fees for the six months ended June 30, 2000 and 1999 were $296,000 and

$119,000, respectively. The increase is primarily due to professional fees resulting from increased regulatory filing expenses. Marketing and Business development costs increased from $5,000 to $668,000. This increase is due primarily to increased advertising and promotion of the Company's Sports Brand and the amortization of payments made in connection with a distribution agreement entered into with Sportsline.com.

Liquidity and Capital Resources

         At June 30, 2000 the Company had cash of $885,204. On July 19, 2000 the Company completed a private offering of units consisting of shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock that had commenced on March 13, 2000. As a result of this offering the Company raised $6,300,000 and issued to new and existing shareholders 63 units consisting of an aggregate of 629,250 shares of Series B Preferred Stock and warrants to purchase an aggregate of 12,585,000 shares of common stock. A total of 23 of these units were issued to our former noteholders as a result of their conversion of promissory notes totaling $2,300,000.

         The Company believes that cash generated from the private placement and from operations will be sufficient to fund the working capital requirements of the Company for the fiscal year-ending December 31, 2000.

Forward-Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the Company will not achieve the projected levels of profitability and revenues, and those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit No.                Description

         27.1                       Financial Data Schedule*

(b)      Reports on Form 8-K

(1) On June 29, 2000, the Company filed a Current Report on Form 8-K which contained information under Item 5, "Other Events," reporting the approval by the Company's Board of Directors of a repricing of outstanding stock options previously granted to Mr. Andrew Merkatz,


--------
* Filed herewith.

the President of the Company.

(2) On July 17, 2000, the Company filed a Current Report on Form 8-K which contained information under Item 5, "Other Events," reporting the approval by the Company's Board of Directors of an extension of the Company's private offering of units consisting of Shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock until July 21, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              Registrant:

                                              PREDICT IT, INC.



Date: August___, 2000                         By:
                                                 -------------------------------
                                              Name:
                                              Title: