Form 10-Q
period 2000-09-30
PREDICT IT INC
filed 2000-11-20
CIK 1093027

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         -----------------


                         Commission file number 0-27368

                                PREDICT IT, INC.
               (Exact name of issuer as specified in its charter)

                   Delaware                                 84-1433978
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)


              268 West 44th Street
               New York, New York                              10036
    (Address of principal executive offices)                 (Zip Code)

                                 (212) 217-1200
                 Issuer's telephone number, including area code

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___
    -

                        ---------------------------------

The number of shares outstanding of the issuer's common stock is 11,982,402 (as of November 15th, 2000).

================================================================================

                                PREDICT IT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED SEPTEMBER 30, 2000
                           ---------------------------

                               ITEMS IN FORM 10-QSB
                               --------------------

Part I                                                                     Page

Item 1.  Consolidated Financial Statements .................................3

Item 2.  Management's Discussion and Analysis of............................8
         Financial Condition and Results of Operation

Part II

Item 2.       Changes in Securities and Use of Proceeds....................10

Item 6.  Exhibits and Reports on Form 8-K..................................10

         Signatures........................................................11

                                     PART I

Item 1.  FINANCIAL STATEMENTS


                         PREDICT IT INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                             Three Months Ended
                                                                                  September 30,
                                                             ------------------------------------------------
                                                                       2000                     1999
                                                             -------------------------   --------------------

Revenues:
      User fees & other revenue                               $         49,329             $        661
      Advertising & sponsorship revenue                                205,399                   86,222
                                                             -------------------------   --------------------
                                                                      254,728                    86,883

Costs and expenses:
      Site development/maintenance                                    214,974                    75,637
      Selling, general, and administrative                          1,694,187                   817,268
      Amortization of acquired intangible                             122,338                   122,338
      Interest expense, net                                            (4,164)                  (14,555)
                                                             -------------------------   --------------------
                                                                    2,027,334                 1,000,688
                                                             -------------------------   --------------------
Net loss                                                        $  (1,772,607)              $  (913,805)
                                                             =========================   ====================
Net loss per share - basic and diluted                                 $(0.15)                  $ (0.08)
                                                             =========================   ====================
Weighted average number of shares outstanding                       11,482,402                11,200,000
                                                             =========================   ====================


                                                                             Nine Months Ended
                                                                                 September 30,
                                                             -------------------------------------------------
                                                                       2000                      1999
                                                             -------------------------    --------------------

Revenues:
      User fees and other revenue                             $       63,610               $       3,461
      Advertising & sponsorship revenue                       $      500,938                      93,209
                                                             -------------------------    --------------------
                                                                     564,548                      96,670

Costs and expenses:
      Site development/maintenance                                   766,682                      160,698
      Selling, general, and administrative                         5,379,164                    1,368,828
      Amortization of acquired intangible                            367,014                      122,338
      Interest expense, net                                          216,629                      (30,338)
                                                             -------------------------    --------------------
                                                                   6,729,489                    1,621,526
                                                             -------------------------    --------------------
Net loss                                                      $   (6,164,941)              $   (1,524,856)
                                                             =========================    ====================
Net loss per share - basic and diluted                        $        (0.54)              $        (0.17)
                                                             =========================    ====================
Weighted average number of shares outstanding                     11,458,293                     8,790,775
                                                             =========================    ====================






                         PREDICT IT INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  September 30, 2000
                                   (Unaudited)

                                     ASSETS




Current assets:
Cash                                                                                                                  $300,915
Accounts receivable, net of allowance of $20,208                                                                        14,873
Prepaid expenses and other current assets                                                                              126,609
Deferred promotional expense                                                                                            62,503
                                                                                                                       -------
Total current assets                                                                                                   504,900

Capitalized software costs, net of accumulated amortization of $502,165                                                603,392
Computer equipment, net of accumulated depreciation of $287,449                                                        690,663
Registered user base, net of accumulated amortization of $611,690                                                      856,364
Other assets                                                                                                           101,981
                                                                                                                       -------

TOTAL ASSETS                                                                                                        $2,757,300
                                                                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                                       354,902
Accrued expenses                                                                                                       243,228
    Capital lease obligations-- current portion                                                                         23,540
    Deferred Revenue                                                                                                   103,557
                                                                                                                       -------
    Total current liabilities                                                                                          725,227
Long-term liabilities:
    Capital lease obligations-- non-current portion                                                                     33,520
    Other Long term liabilities                                                                                          2,646
                                                                                                                         -----
TOTAL LIABILITIES                                                                                                      761,393
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, 1,000,000 shares Series A, $0.01 par value, issued and                3,000,000
outstanding (stated at liquidation preference)
Preferred Stock, 10,000,000 shares authorized, 629,251 shares Series B, $10 par value, issued and outstanding        6,292,500
(stated at a par value, liquidation preference $30 per share)
Common stock, $.01 par value, 75,000,000 shares authorized, 11,482,402 shares issued and outstanding (exclusive        114,825
of 500,000 shares held in escrow)
    Additional paid-in capital                                                                                       3,064,332
    Deficit                                                                                                         (9,953,551)
    Unearned compensation                                                                                             (522,196)
Total stockholders' equity                                                                                           1,995,910
                                                                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                          $2,757,300
                                                                                                                    ==========








                         PREDICT IT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                           Nine months Ended September 30,
                                                                                 -------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     -------------------
Cash flows from operating activities:

Net loss                                                                          $ (6,164,941)          $ (1,524,856)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization expense                                         973,555                156,227
         Compensation expense related to option grant                                        -                  5,729
         Amortization of unearned compensation                                         235,026                104,445
         Amortization of debt discount                                                 193,248                     -
              Changes in:
                   Accounts receivable                                                  54,745               (29,795)
                   Deferred promotional expense                                        187,497                     -
                   Prepaid expenses and other assets                                   (47,057)              (249,591)
                   Accounts payable and accrued expenses                              (195,738)               757,384
                   Deferred Revenue                                                    103,557                     -
                                                                                  -------------------------------------
Net cash used in operating activities                                               (4,660,108)             (780,457)


Cash flows from investing activities:
         Purchase of computer equipment                                               (332,451)              (160,272)
         Costs incurred to develop software                                                  _               (645,000)
         Acquisition costs, net of cash acquired                                             _                (34,501)
                                                                                  -------------------------------------
Net cash used in investing activities                                                 (332,451)              (839,323)


Cash flows from financing activities:
         Assumption of capital lease                                                         -                17,713
         Issuance of common and preferred stock                                      3,419,588             3,148,498
         Loans from stockholders                                                     1,300,000                     -
         Loan repayments to stockholders                                              (100,000)                    -
         Payments on capital lease obligations                                         (64,146)              (34,276)
         Proceeds from sale of warrants                                                  3,458                     -
                                                                                  -------------------------------------
Net cash provided by financing activities                                             4,558,900             3,131,935



Net (decrease)/increase in cash                                                       (433,659)             1,512,155

Cash -- beginning of period                                                            734,574               113,772
                                                                                  -------------------------------------
Cash -- end of period                                                             $    300,915           $ 1,625,927
                                                                                  =====================================


Supplemental disclosure of cash flow information:
         Interest paid during the period
                                                                                  $    16,444

Supplemental disclosure of noncash investing and financing activities:
         Issuance of common stock as settlement for accounts payable              $   246,062
         Acquisition of Virtual Stock Exchange                                                           $ 1,416,054
         Assumption of capital leases in relation to Virtual Stock Exchange                              $    17,713
         Conversion of loans payable, net of debt discount, to preferred stock    $ 1,451,826
         Conversion of accrued interest on convertible debt to equity             $    38,958

                         PREDICT IT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the Company's financial position at September 30, 2000, the results of its operations, and cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form SB-2 which was declared effective May 16, 2000.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles assume continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business. For the nine months ended September 30, 2000 the Company incurred losses from continuing operations of $6,165,000 and as of September 30, 2000 had a working capital deficiency of $ 220,000. In November 2000, the Company reduced its staff from 30 full-time employees to four in an effort to reduce its costs and preserve its remaining capital. The Company is currently exploring alternatives, including raising additional financing, and/or a sale of the Company or certain of its assets. There can be no assurance that the Company will be successful in its pursuit of any of these alternatives. If additional funds cannot be raised or a sale does not occur, the Company will be required to consider alternative courses of action including, without limitation, winding down the operations of the Company or filing a voluntary petition to seek protection under the bankruptcy laws. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Barter Transactions

         During the nine month period ended September 30, 2000, the Company recorded advertising barter transactions valued at $97,171. As the Company has historically received or paid cash for similar advertising transactions, it has recorded revenues at the lower of the estimated fair value of the advertising surrendered or the estimated fair value of the advertising received based on historical experience for similar cash transactions. Barter expenses are equal to the revenue recorded ($97,171) and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

6. Other Items

         On September 19, 2000, Predict It, Inc. entered into a letter of intent to merge with Hollywood Stock Exchange ("HSX") setting forth the principal terms of the proposed transaction between Predict It, Inc. and HSX. On November 3, 2000, Predict It Inc. ceased negotiations regarding its proposed merger with HSX.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a provider of consumer to consumer prediction applications targeting the online sports and financial markets. The Company's flagship product, Predict It, is based on an innovative, patent-pending prediction exchange system which objectively documents and rewards users based on their ability to predict future events. The Predict It application is currently focused primarily on the sports information marketplace but the underlying technologies are easily applied to other categories including Finance, Politics, and Entertainment. The Company's second product is the VirtualStockExchange, a rewards based stock market simulation where players compete against one another in customizable private and public competitions for cash and other valuable prizes. Consumers may access Predict It directly via its web sites at www.predictit.com and www.virtualstockexchange.com or through its network of over 60 sports, finance, news, portal, and community affiliate sites. Predict It is based in New York's Silicon Alley. The Company is publicly traded on the OTC Electronic Bulletin Board under the symbol "PRIT".

Recent Developments

         On September 19, 2000, the Company entered into a letter of intent to merge with Hollywood Stock Exchange ("HSX") setting forth the principal terms of the proposed transaction between the Company and HSX. On November 3, 2000, the Company issued a press release stating that it had ceased negotiations regarding its proposed merger with HSX and had reduced its staff from 30 full-time employees to four. The Company is currently exploring alternatives, including raising additional financing, and/or a sale of the Company or certain of its assets. There can be no assurance that the Company will be successful in its pursuit of any of these alternatives. If additional funds cannot be raised or a sale does not occur, the Company will be required to consider alternative courses of action, including, without limitation, winding down operations or filing a voluntary petition to seek protection under the bankruptcy laws.

         The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2000, with those for the three and nine months ended September 30, 1999.

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Results of Operations

         The Company had a net loss of $1,772,607 for the quarter ended September 30, 2000 as compared to a net loss of $913,805 for the quarter ended September 30, 1999. The increased loss is the result of increased selling, general and administrative expenses, which were partially offset by increased advertising revenues.

Revenues

         The Company had revenues of $254,728 for the three months ended September 30, 2000, compared to revenues of $86,883 for the three months ended September 30, 1999. The increased revenues were attributable to the introduction of a dedicated sales force, growth in the Company's established user base, increased sponsorship revenue generated from sporting events and customized stock simulations, and the recognition of revenue related to our two year sponsorship and licensing agreement with Sportsbook.com.

Site Development and Maintenance Expense

         Site development and maintenance expense consists primarily of web site hosting, maintenance and amortization related to capitalized software costs. Site development and maintenance expense was $215,000 for the three months ended September 30, 2000, which includes $138,000 of amortization expense related to capitalized software costs. Site development and maintenance expense was $76,000 for the three months ended Septemeber 30, 1999.

Selling, General and Administrative Expense

         Selling, General and Administrative costs increased $877,000 from $817,000 for the three months ended September 30, 1999 to $1,694,000 for the three months ended September 30, 2000. This increase is primarily due to increased staffing costs and increased operating costs. Staffing costs increased from $426,000 to $1,000,000 representing an increase in head count from 10 full time employees at September 30, 1999 to 39 full time employees at September 30, 2000. Operating costs increased from $40,000 in the three months ended September 30, 1999 to $82,000 in the three months ended September 30, 2000 primarily due to increased rent, utilities, and insurance expenses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Results of Operations

         The Company had a net loss of $6,164,941 for the nine months ended September 30, 2000 as compared to a net loss of $1,524,856 for the nine months ended September 30,1999. The increased loss is the result of increased selling, general and administrative expenses, partially offset by increased advertising revenues.

Revenues

         The Company had revenues of $565,000 for the nine months ended September 30, 2000, compared to revenues of $97,000 for the nine months ended September 30, 1999. The increased revenues were attributable to the introduction of a dedicated sales force, growth in the Company's established user base, the acquisition of Virtual Stock Exchange on June 30, 1999, increased sponsorship revenue generated from sporting events and from customized stock market simulations and from the recognition of revenue related to our two year sponsorship and licensing agreement with Sportsbook.com.

Site Development and Maintenance Expense

         Site development and maintenance expense consists primarily of web site hosting, maintenance and amortization related to capitalized software costs. Site development and maintenance expense was $767,000 for the nine months ended September 30, 2000, which includes $415,000 of amortization expense related to capitalized software costs and $183,000 in website development costs. Site development and maintenance expense was $76,000 for the nine months ended September 30, 1999.

Selling, General and Administrative Expense

         Selling, General and Administrative costs increased $4,010,000 from $1,369,000 for the nine months ended September 30, 1999 to $5,379,000 for the nine months ended September 30, 2000. This increase is primarily due to increased staffing costs, operating costs and marketing costs. Staffing costs increased from $616,000 to $3,238,000 representing increases in head count from 10 full time employees at September 30, 1999 to 39 full time employees at September 30, 2000. Operating costs increased from $89,000 in the nine months ended September 30, 1999 to $253,000 in the nine months ended September 30, 2000 primarily due to increased rent, utilities, and insurance expenses. Marketing and Business development costs increased from $251,000 to $898,000. This increase is due primarily to increased advertising and promotion of the Company's Sports Brand and the amortization of payments made in connection with a distribution agreement entered into with Sportsline.com.

            On November 9, 2000, we announced that we had reduced our staff from 30 full-time employees to four.

Liquidity and Capital Resources

       At September 30, 2000 the Company had cash of $301,004.

            On June 1, 2000 the Company completed a private offering of units consisting of shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock. As a result of this offering the Company raised $1,167,500 and issued 11.6 units consisting of an aggregate of 116,075 shares of Series B Preferred Stock and warrants to purchase an aggregate of 2,320,000 shares of common stock at an exercise price of $1.00 per share. In addition, on July 18, 2000 the Company completed a private offering of additional units. As a result of this offering the Company raised $825,000 and issued 8.25 units consisting of an aggregate of 82,500 shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,650,000 shares of common stock at an exercise price of $1.00 per share.

            The Company does not currently have sufficient cash available to satisfy all of its commitments. The Company is actively seeking additional capital to fund its future operations through private debt or equity financings, or collaborative licensing or other arrangements with strategic partners. There can be no assurance that such financing can be obtained or, if it is obtained, that the terms thereof will be acceptable. In the meantime, the Company has scaled back operations substantially, having terminated 26 employees in November. If funds are not obtained shortly, we may have no choice but to halt operations and may seek protection under the bankruptcy laws.

Forward-Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, but not limited to the risk that the Company will not obtain additional financing, and those risks and uncertainties detailed in the Company's periodic reports and registration statement filed with the Securities and Exchange Commission.

                                          PART II

Item 2. Changes in Securities and Use of Proceeds

            On June 1, 2000 the Company completed a private placement of securities to accredited investors, pursuant to which the Company issued 11.6 units consisting of an aggregate of 116,075 shares of Series B Preferred Stock, $.01 par value per share and warrants to purchase an aggregate of 2,320,000 shares of Common Stock, $.01 par value per share, at an exercise price of $1.00 per share, for an aggregate consideration of $825,000. Each share of Series B Preferred Stock is convertible into twenty shares of Common Stock, subject to certain customary anti-dilution adjustments made from time to time pursuant to the amended certificate of designation of the Series B Preferred Stock. This private placement was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

            On July 18, 2000 the Company completed a private placement of securities to accredited investors, pursuant to which the Company issued 8.25 units consisting of an aggregate of 82,500 shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,650,000 shares of Common Stock at an exercise price of $1.00 per share, for an aggregate consideration of $825,000. This private placement was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit No.                Description

         27.1                       Financial Data Schedule*

(b)      Reports on Form 8-K

(1) On September 21, 2000, the Company filed a Current Report on Form 8-K which contained information under Item 5, "Other Events," reporting that the Company had entered into a letter of intent to merge with HSX setting forth the principal terms of the proposed transaction between the Company and HSX.

(2) On November 9, 2000, the Company filed a Current Report on Form 8-K which contained information under Item 5, "Other Events," reporting it had ceased negotiations regarding its proposed merger with HSX and had reduced its staff from 30 full-time employees to four. The Company further disclosed that it is currently exploring alternatives, including raising additional financing, and/or a sale of the Company or certain of its assets, and that if additional funds cannot be raised or a sale does not occur, the Company may need to wind down operations or seek protection under the bankruptcy laws.

--------
* Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              Registrant:

                                              PREDICT IT, INC.



Date: November 17, 2000                       By:/s/ Andrew Merkatz
                                                 ------------------
                                              Name:  Andrew Merkatz
                                              Title: President